Form 10QSB
period 1997-09-30
FIRST NATIONAL BANCORP OF RIVER FALLS INC
filed 1997-12-05
CIK 1040906

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


             [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the quarterly period
                               ended September 30, 1997

            [ ] Transition Report pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934


              For the transition period from ___________ to ____________

                          Commission File Number:  333-29223


                     FIRST NATIONAL BANCORP OF RIVER FALLS, INC.
          (Exact name of small business issuer as specified in its charter)



           WISCONSIN                                      39-1895464
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


     104 E. LOCUST STREET, RIVER FALLS, WISCONSIN                   54022
      (Address of principal executive offices)                    (zip code)

                                    (715) 425-2401
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: COMMON STOCK, $110.00 PAR VALUE, 10,000 SHARES OUTSTANDING AS OF NOVEMBER 10, 1997.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I.   FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1.    Financial Statements                                            3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                              7

Part II.   Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               14

           Signatures                                                     14

PART I.  FINANCIAL STATEMENTS

FIRST NATIONAL BANCORP OF RIVER FALLS, INC.

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
          ASSETS                                    (Unaudited)
                                                    -----------
                                                        9/30/97       12/31/96
                                                        -------       --------
Cash and due from banks                              $    4,039     $    5,904
Available for sale securities                            43,627         43,925
Loans receivable:
   a.  Loans                                            101,342         96,215
   b.  LESS: Allowance for loan losses                  (1,327)        (1,443)
                                                     ----------     ----------

Total Loans - net                                       100,015         94,772

Premises and equipment - net                              2,750          1,658
Other assets                                              1,695          1,901
                                                     ----------     ----------

TOTAL ASSETS                                         $  152,126     $  148,160
                                                     ----------     ----------
                                                     ----------     ----------


LIABILITIES AND STOCKHOLDER EQUITY
          LIABILITIES
Deposits:
  Non-interest bearing                               $   15,156     $   14,943
  Interest bearing:
     a.  NOW accounts                                    12,561         12,272
     b.  Savings accounts                                11,788         12,912
     c.  Money market deposit accounts                   12,383          8,703
     d.  Time certificates of deposit                    76,300         76,280
                                                     ----------     ----------
Total Deposits                                          128,188        125,110
Short-term borrowings                                     5,215          5,136
Accounts payable and accrued liabilities                  1,344          1,650
                                                     ----------     ----------
    Total Liabilities                                   134,747        131,896
                                                     ----------     ----------

            STOCKHOLDERS EQUITY
Common Stock - $110 par value, 10,000 shares              1,100          1,000
     authorized, issued and outstanding
Surplus                                                   1,020          1,000
Retained Earnings                                        14,357         13,548
Net unrealized gain on available-for-sale                   902            716
                                                     ----------     ----------

    Total Stockholders Equity                            17,379         16,264
                                                     ----------     ----------

TOTAL LIABILITIES AND EQUITY                         $  152,126     $  148,160
                                                     ----------     ----------
                                                     ----------     ----------

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANCORP OF RIVER FALLS, INC.

CONSOLIDATED STATEMENTS OF INCOME



                                                          (Unaudited)            (Unaudited)
                                                          -----------            -----------
(Dollars in Thousands, except per share amounts)      Three Months Ended       Nine Months Ended
                                                         September 30            September 30
                                                         ------------            ------------
INTEREST INCOME                                       1997          1996       1997         1996
                                                      ----          ----       ----         ----
  Interest and fees on loans                      $  2,241      $  2,096   $  6,493     $  6,100
  Interest on investment securities                    777           754      2,382        2,351
  Interest on federal funds sold                        16            12         64          113
                                                  --------      --------   --------     --------
      Total Interest Income                          3,034         2,862      8,939        8,564
                                                  --------      --------   --------     --------

INTEREST EXPENSE
  Interest on deposits                               1,418         1,330      4,097        3,911
  Interest on federal funds purchased and               71            65        255          218
        securities sold under repurchase
        agreements
  Interest on other short-term borrowings               12            15         41           30
                                                  --------      --------   --------     --------
       Total Interest Expense                        1,501         1,410      4,393        4,159
                                                  --------      --------   --------     --------
        Net Interest Income                          1,533         1,452      4,546        4,405
PROVISIONS FOR POSSIBLE LOAN LOSSES                    215            85        305          250
                                                  --------      --------   --------     --------
Net Interest Income After Provision Expense          1,318         1,367      4,241        4,155
                                                  --------      --------   --------     --------
NON INTEREST INCOME
  Service charges on deposit accounts                  123           111        361          348
  Other fee income                                      79            68        250          224
  Gains on sales of loans                               51            40        132          104
  Investment securities gains(losses)                 ----             1         11           19
  All other non interest income                         40            17         61           28
                                                  --------      --------   --------     --------
       Total Non Interest Income                       293           237        815          723
                                                  --------      --------   --------     --------

NON INTEREST EXPENSE
  Salaries and employee benefits                       647           664      2,087        2,035
  Premises and fixed assets, net                       155           127        404          385
  Other non interest expenses                          246           192      1,032          769
                                                  --------      --------   --------     --------
       Total Non Interest Expense                    1,048           983      3,523        3,189
                                                  --------      --------   --------     --------
       Income Before Income Taxes                      563           621      1,533        1,689
INCOME TAXES                                           115           115        274          325
                                                  --------      --------   --------     --------
NET INCOME                                        $    448      $    506   $  1,259     $  1,364
                                                  --------      --------   --------     --------
                                                  --------      --------   --------     --------

Net Income Per Common Share                       $   4.80      $  50.60   $ 125.90     $ 136.40
                                                  --------      --------   --------     --------
                                                  --------      --------   --------     --------

Weighted Common Shares Outstanding                  10,000        10,000     10,000      10,0000
                                                  --------      --------   --------     --------
                                                  --------      --------   --------     --------



See Notes to Consolidated Financial Statements

FIRST NATIONAL BANCORP OF RIVER FALLS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                                       (Unaudited)
                                                       -----------
                                              Nine Months Ended September 30,
                                                    1997           1996
                                                    ----           ----
Cash Flows From Operating Activities
  Net Income                                        $  1,259       $  1,364
  Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
      Securities (gains)losses, net                     (11)           (49)
      Net amortization and accretion of bond             105            130
       premiums and discounts
     (Gain) Loss on loans held for sale                 (16)             74
     Impairment write-off on branch building             213           ----
     Provision for loan losses                           305            250
     Depreciation                                        204            205
     Other                                             (100)          (873)
                                                    --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    1,959          1,101
                                                    --------       --------

Cash Flows From Investing Activities
   Cash flows from securities                            390        (1,151)
   Net (increase) decrease in federal funds sold        ----          3,500
   Net (increase) decrease in loans                  (5,532)        (7,450)
   Purchases of premises and equipment               (1,509)          (175)
                                                    --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (6,651)        (5,276)
                                                    --------       --------

Cash Flows From Financing Activities
   Net increase (decrease) in deposits                 3,078          2,543
   Increase (decrease) in short-term borrowings           79            831
   Proceeds from the issuance of common stock            120           ----
   Cash dividends paid                                 (450)          (450)
                                                    --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    2,827          2,924
                                                    --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,865)        (1,251)

Cash and Cash Equivalents
   Beginning                                           5,904          5,033
                                                    --------       --------
   Ending                                           $  4,039       $  3,782
                                                    --------       --------
                                                    --------       --------


See Notes to Consolidated Financial Statements

                     FIRST NATIONAL BANCORP OF RIVER FALLS, INC.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.

    The consolidated condensed balance sheet as of September 30, 1997, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registration Statement on Form S-4 filed by First National Bancorp of River Falls, Inc. with the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements contained herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of First National Bancorp of River Falls, Inc. at September 30,1997 and for all periods presented. The operating results for the periods ended September 30, 1997 and 1996, are not necessarily indicative of the operating results to be expected for the full fiscal year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EARNINGS SUMMARY

First National Bancorp of River Falls, Inc. (the "Company") recorded net income of $448,000 for the third quarter of 1997, a 11.5% decrease from the $506,000 earned in the third quarter of 1996. On a year-to-date basis, earnings were $1,259,000, down 7.7% or $105,000 from the $1,364,000 earned in the first nine months of 1996. Contributing positively to earnings in the first nine months of 1997 was a 3.2% or $141,000 increase in net interest income coupled with an increase in non-interest income of 12.7% or $92,000. Offsetting these positive increases were a 10.5% or $334,000 increase in non-interest expenses and a $55,000 increase in the provision for loan losses.

Return on average assets (ROA) was 1.10% for the first nine months of 1997, compared to 1.26% for the same period in 1996. Return on average equity (ROE) was 9.95% for the first nine months of 1997, compared to 11.50% for the same period of 1996.

SHAREHOLDER'S EQUITY AND DIVIDENDS

Shareholder's equity totaled $17,379,000 at September 30,1997, representing a book value per share of $1,738, a 6.9% increase from $1,626 at December 31, 1996. Dividends paid per share of $45 in the second quarter of 1997 remained unchanged from the fourth quarter of 1996. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No.115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. This accounting standard had the effect of increasing the book value per share by $90 as of September 30, 1997 and increasing the book value per share by $72 as of December 31, 1996.

NET INTEREST INCOME

Tax-equivalent net interest income for the third quarter of 1997 was $1,533,000, an increase of $81,000 or 5.6% from the third quarter of 1996. On a year-to-date basis, tax-equivalent net interest income was $4,546,000, an increase of $141,000 or 3.2% over the $4,405,000 realized in the first nine months of 1996.

The Company uses gap reports and a basic simulation model to assess its current interest rate sensitivity position. While the Company's traditional gap report indicated a liability sensitive position at September 30, 1997, simulation modeling results indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

NON-PERFORMING ASSETS

Table VI shows the details of non-performing assets at September 30, 1997 and December 31, 1996. Non-performing assets, which include non-performing loans and other real estate owned (OREO), were $1,165,000 at September 30, 1997. This total represents a decrease of $670,000 from December 31, 1996. Non-performing assets as a percentage of total loans and OREO declined to 1.16% as of September 30, 1997 from 1.94% as of December 31, 1996.

Non-performing loans, which include non-accrual and restructured loans, were $1,165,000 at September 30, 1997, a decrease of $670,000 from December 31, 1996. The ratio of non-performing loans to total loans improved to 1.16% at September 30, 1997 from 1.94% as of December 31, 1996. The ratio of non-performing assets and past due loans to total loans and OREO increased from 2.54% at December 31, 1996 to 3.93% at September 30, 1997. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $3,140,000 or 73% from $4,295,000 at December 31, 1996 to $7,435,000 at September 30, 1997. The ratio of classified loans to total loans has increased from 4.53% at December 31, 1996 to 7.36% at September 30, 1997. Total loans grew 6.5% during the same period. Net charge-offs were $421,000 for the first nine months of 1997 as compared to net charge-offs of $102,000 in the same period in 1996.

There was no other real estate owned at September 30, 1997 or at December 31, 1996.

RESERVES FOR LOAN LOSSES

The Company's reserve for loan losses was 113.91% of nonperforming loans at September 30, 1997 compared to 78.64% at December 31, 1996.

The reserve for loan losses decreased from $1,443,000 at December 31, 1996 to $1,327,000 at September 30, 1997.

NON INTEREST INCOME

As presented in Table VIII, non-interest income was $293,000 for the third quarter of 1997 compared to $237,000 for the third quarter of 1996, representing a $56,000 or 23.6% improvement. On a year-to-date basis, non-interest income was $815,000 compared to $723,000 in 1996, an increase of $92,000 or 12.7%. On a year-to-date basis, operating non-interest income, which excludes investment securities gains and losses, increased 14.2% over 1996. The gains were due primarily to increases of $15,000 in loan servicing and $46,000 in SBA loan sales.

NON INTEREST EXPENSE

As presented in Table IX, non-interest expense increased $65,000 or 6.6% in the third quarter compared to the third quarter of 1996. On a year-to-date basis, non-interest expense increased $334,000 or 10.5% compared to the first nine months of 1996. For the nine month period,

$195,000 of the increase was due to loss on sale of the Prescott branch building. This building was replaced by a new building costing $1,050,000 in August,1997.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring non-interest expense by tax-equivalent net interest income and recurring non-interest income. The Company's efficiency ratio was 62.08% for the nine months ending September 30, 1997 compared to 62.19% for the same period in 1996.

TAXES

Comparing the first nine months of 1997 to the first nine months of 1996, the Company's effective tax rate decreased from 19.2% to 17.9%. This results from proportionately more tax-exempt income during the first nine months of 1997 compared to the same period in 1996.

BALANCE SHEET GROWTH

ASSETS

Average total assets increased $8,436,000 or 5.8% from the first nine months of 1996 to the first nine months of 1997.

LOANS

From the first nine months of 1996 to the first nine months of 1997, average loans increased $5,809,000 or 6.1%, driven by increases in real estate loans.

SECURITIES

Average securities increased $810,000 or 3.4% from the first nine months of 1996
to the first nine months of 1997.   The average duration of the $43,627,000
securities portfolio was 5.25 as of September 30, 1997 and the average tax equivalent yield was 7.89%. Gains or losses on the $50,000 of securities held to maturity are not material. In accordance with FAS No.115, the available for sale securities are recorded inclusive of any unrealized gain or loss.

LIABILITIES

Total deposits increased $3,078,000 or 2.5% in the first nine months of 1997, due primarily to a new money market account that is tied to the 90 day T-bill rate. Securities sold under agreements to repurchase decreased $13,000 or 0.3%. Accounts payable and accrued liabilities decreased $306,000 or 18.5%, due primarily to the $450,000 dividend payable at December 31, 1996 compared to none at September 30, 1996. Other short-term borrowings increased $92,000 or 27.5%.

FIRST NATIONAL BANCORP OF RIVER FALLS, INC.
FINANCIAL HIGHLIGHTS

(In thousands, except per share amounts)    Nine Months Ended September 30
                                           ------------------------------
                                              1997      1996     Change
                                              ----      ----     ------
Operating Results
    Total interest income                  $  8,939  $  8,564    $  375
    Net interest income (1)                   4,546     4,405       141
    Provision for loan losses                   305       250        55
    Non-interest income                         815       723        92
    Non-interest expense                      3,523     3,189       334
    Net Income                                1,259     1,364      (105)
    Dividends                                   450       450        --

Average Balances
    Assets                                 $152,547  $144,111  $  8,436
    Loans                                   100,937    95,128     5,809
    Securities                               42,845    42,035       810
    Deposits                                114,940   109,292     5,648
    Shareholder's Equity                     16,822    15,773     1,049

Period - End Balances
    Assets                                 $152,126  $144,235  $  7,891
    Loans                                   100,015    94,412     5,603
    Securities                               43,627    42,191     1,436
    Deposits                                128,188   122,209     5,979
    Shareholder's Equity                     17,379    15,868     1,511

Financial Ratios
    Return on assets                           1.10      1.26      (.16)
    Return on equity                           9.95     11.50     (1.55)
    Average equity/assets                     11.03     11.01      0.02
    Dividend payout                           35.77     32.99      2.78
    Net interest margin (1)                    3.96      4.06      (.10)
    Net charge-offs/average loans              0.42      0.11      0.31
    Reserve/period-end loans                   1.33      1.53      (.20)

Per Share of Common Stock
    Net income                               $  126    $  136   $   (10)
    Dividends paid                               45        45        --
    Period-end book value                     1,738     1,587       151

(1) Tax-equivalent basis (TEB).

CAPITAL RATIOS                                   TABLE II

                                                September 30
                                                ------------
                                            1997           1996
                                            ----           ----
Equity to assets (1)                       11.42%         11.00%
Equity to tangible assets (1)               11.42          11.00
Tier I capital (2)                          11.69          11.76
Tier I and tier II capital (2)              11.69          11.76
Leverage ratio (2)                           5.75           5.95

(1) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(2) Computed exclusive of the unrealized market value adjustment of securities available for sale.


NON-PERFORMING ASSETS                                    TABLE VI

(dollars in thousands)                               9/30/97  12/31/97
                                                     -------  --------
Non-accrual loans                                    $ 1,162    $1,835
Restructured loans                                         3       -0-
     Total non-performing loans                        1,165     1,835
Other real estate owned (OREO)                           -0-       -0-
     Total non-performing assets                       1,165     1,835
Past due loans *                                       2,765       570

Ratios
Non-performing loans to total loans                     1.16      1.94
Non-performing assets to total loans and OREO           1.16      1.94
Non-performing assets and past due loans* to
  total loans and OREO                                  3.93      2.54
Reserve to non-performing loans                       113.91     78.64
Reserve to total loans                                  1.33      1.52

*Past due loans include accruing loans 90 days or more past due.

RESERVE FOR LOAN LOSSES                                 TABLE VII

(In thousands)                         Nine Months Ended September 30
                                                       1997      1996
                                                       ----      ----
Beginning of period                                  $ 1,443   $ 1,296
     Charge-offs                                        (438)     (121)
     Recoveries                                           17        19

     Net Charge-offs                                    (421)     (102)
     Provision for loan losses                           305       250
                                                     -------   -------

End of Period                                        $ 1,327   $ 1,444
                                                     -------   -------
                                                     -------   -------


NON INTEREST INCOME                                     TABLE VIII


(In thousands)                         Nine Months Ended September 30
                                              1997      1996     Change
                                              ----      ----     ------
Service Charges                              $  361    $  348    $   13
Other                                           443       346        87
                                             ------    ------    ------
    Operating Non-interest income               804       704       100
Gain/(loss) on sale of securities                11        19       (8)
                                             ------    ------    ------

Total                                        $  815    $  723    $   92
                                             ------    ------    ------
                                             ------    ------    ------


                                      Three Months Ended September 30
                                               1997      1996    Change
                                               ----      ----    ------
Services Charges                             $  123    $  111    $   12
Other                                           170       125        45
                                             ------    ------    ------

    Operating Non-interest income               293       236        57
Gain on sale of securities                      -0-         1       (1)
                                             ------    ------    ------

Total                                        $  293    $  237    $   56
                                             ------    ------    ------
                                             ------    ------    ------

NON-INTEREST EXPENSE                                  TABLE IX

                                      Nine Months Ended September 30
                                              1997      1996     Change
                                              ----      ----     ------
Salaries and wages                          $ 2,087   $ 2,035    $   52
Occupancy                                       404       385        19
Other                                         1,032       769       263
                                            -------   -------    ------
Total                                       $ 3,523   $ 3,189    $  334
                                            -------   -------    ------
                                            -------   -------    ------

                                      Three Months Ended September 30
                                               1997      1996    Change
                                               ----      ----    ------
Salaries and wages                          $   647    $  664    $ (17)
Occupancy                                       155       127        28
Other                                           246       192        54
                                            -------    ------    ------

Total                                       $ 1,048    $  983    $   65
                                            -------    ------    ------
                                            -------    ------    ------

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are being filed as part of this Quarterly Report on Form 10-QSB.
(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997 or during the period from September 30, 1997 to the date of this Quarterly Report on Form 10-QSB.



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 21, 1997
First National Bancorp of River Falls, Inc.


/s/ Philip Betzel
-----------------------------------
By: Philip Betzel, President
    (Principal Executive Officer)


/s/ Dellene Hirstein
-----------------------------------
By: Dellene Hirstein, Vice President and Cashier
    (Chief Accounting Officer)